Form 10-Q
period 2016-02-29
Spelt Group Corp.
filed 2016-04-14
CIK 1644149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

COMMISSION FILE NO. 333-207562

SPELT GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1750703 IRS Employer Identification Number

Landhausstrasse, 228

Stuttgart, Germany 70178

Tel.  +442038082670

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,000,000 Common Shares as of April 14, 2016.

SPELT GROUP CORP.

BALANCE SHEETS

(Unaudited)

	February 29, 2016	August 31, 2015

ASSETS

CURRENT ASSETS
Cash	$ 3,323	$ 7,013
TOTAL ASSETS	$ 3,323	$ 7,013

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$ 1,180	$ -
Advances payable - related party	625	625
TOTAL LIABILITIES	1,805	625

Commitments and contingencies

STOCKHOLDER’S EQUITY
Common stock: $0.001 par value; authorized 75,000,000 shares;
7,000,000 shares issued and outstanding	7,000	7,000
Accumulated deficit	(5,482)	(612)
Total Stockholder’s Equity	1,518	6,388

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,323	$ 7,013

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended	For the Period From Inception (October 26, 2014) to
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$ 4,000	$ -	$ 7,800	$ -

Operating Expenses:
General and administrative expenses	6,836	24	12,670	549
Total Operating Expenses	6,836	24	12,670	549

Net loss	$ (2,836)	$ (24)	$ (4,870)	$ (549)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	7,000,000	-	7,000,000	-

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended February 29, 2016	For the Period From Inception (October 26, 2014) to February 28, 2015
Cash Flows From Operating Activities:
Net loss	$ (4,870)	$ (549)
Changes in operating assets and liabilities:
Accounts payable	1,180	-
Cash used in operating activities	(3,690)	(549)

Cash Flows From Financing Activities:
Advances from stockholder	-	625
Net cash provided by financing activities	-	625

Net increase (decrease) in cash	(3,690)	76
Cash, beginning of period	7,013	-
Cash, end of period	$ 3,323	$ 76

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

SPELT GROUP CORP. (the “Company”) is a corporation established under the laws in the State of Nevada on October 26, 2014.

Since inception, the Company has devoted substantially all of its efforts to establishing a new graphic design business.  The Company has generated revenue and expenses from the limited efforts to date.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Interim Financial Statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2015 and notes thereto contained in the Company’s Form S-1 (amendment #3) filed on February 16, 2016.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its audited financial statements for the year ended August 31, 2015 and notes thereto contained in the Company’s Form S-1 (amendment #3) filed on February 16, 2016.  There have been no changes to the Company’s significant accounting policies since August 31, 2015.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 29, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not raised sufficient funds to execute its business plans and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (October 26, 2014) to February 29, 2016 of $5,482. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2015, the Company’s sole officer and director loaned the Company $625 to pay for incorporation costs and operating expenses.  As of February 29, 2016, the amount outstanding was $625. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

As of February 29, 2016, the Company had net operating loss carry forwards of $5,482 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We intend to commence operations in the business of graphic design. Our primary services are aimed at medium-sized businesses and planned to be as follows: creating, producing, redesigning and delivering graphic works of various kinds on customer demand. By graphic works it is implied: personal or corporate logos, brand logos, brand identities, redesign of existing logos or designing logos based on customer’s sketches; designing, creating, customizing, producing of corporate brand books, art posters, advertising posters, event posters; creating illustrations, infographics, information posters; creating, designing or re-designing corporate fonts, brand fonts, packages; design prints to be used on most sorts of outwear. Due to customer demand or business growth, a few changes in the business might occur to meet the requirements of the customers or on the account of the niche the Company plans to take.

As we plan to provide online graphic design services we keep in mind to provide our service around the world. We plan to start our sales primarily in Germany. The final product of the graphic design service is a multimedia file(s) which possible to download to any secured cloud-based server or secured customer's FTP server. It makes the business convenient for worldwide operation through the Internet. We intend to use online and phone communications with our potential customers to deliver a graphic design service. We believe that our key marketing strategy is likely to be online marketing and direct sales. We intend to focus our marketing campaign on the Internet as an option to promote our service worldwide and intend to use English version website as primary version. We plan to develop multilingual website for our graphic design service proposal.

Our principal office address is located at Landhausstrasse, 228, Stuttgart, Germany 70178.

Business Concept

The Company’s primary goal is to design logos, identities, posters, customize or redesign existing works to meet the expectations of the customers. As business might expand into related markets, our customers might be able to apply for custom designs of their corporate stationery or a website as well. For our potential clients comfort, we think of establishing an online webstore with ready-to-use works, such as logos. In case of ordering a new work or demanding customization of existing ones, the customer will be provided with a form to fill in, in order to clarify the details of work to be done (what colors or fonts are to be used, Company’s motto etc.)

Thus, customers are likely to be provided with the following:

1) a webstore - to order ready-made logos, posters and other works;

2) a set of packages the customers may chose from -  basic, extended, premium (with its own features each);

3) market research of the industry and competitors;

Clients

Our services are aimed at medium-sized enterprises who would like to stand out among their competitors with their unique logo or brand identity, as well as at individuals who desire to obtain some sort of graphic work of their own.  On the account of appropriate registration, we will provide our services to our potential clients who, presumably, fall under the description:

1) medium-sized or small business competing to stand out in a row of similar services;

2) business that lacks corporate or brand identity or businesses going through rebranding;

3) on-line services (shops, video and music streaming services, online gaming services etc.) that needs web design or icons matching their services or identity.

4) well-known companies that needs a product logo or a product concept;

RESULTS OF OPERATION

We are a development stage company and have generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2015

REVENUE

During the three months ended February 29, 2016, the Company generated $4,000 in revenue from new contracts. During the three months ended February 28, 2015, the Company did not generate any revenue.

OPERATING EXPENSES

During the three months ended February 29, 2016, we incurred general and administrative expenses of $6,836 compared to $24 incurred during the three months ended February 28, 2015.  General and administrative expenses incurred during the three months ended February 29, 2016 were related to corporate overhead, financial and administrative contracted services, such as legal, accounting and developmental costs.

NET LOSS

Our net loss for the three months ended February 29, 2016 was $2,836 compared to a net loss of $24 during the three months ended February 28, 2015 due to the factors discussed above.

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 26, 2014) THROUGH FEBRUARY 28, 2015

REVENUE

During the six months ended February 29, 2016, the Company generated $7,800 in revenue. During the period from inception (October 26, 2014) through February 28, 2015, the Company did not generate any revenue.

OPERATING EXPENSES

During the six months ended February 29, 2016, we incurred general and administrative expenses of $12,670 compared to $549 during the period from inception (October 26, 2014) through February 28, 2015. General and administrative expenses incurred during the six months ended February 29, 2016 were related to corporate overhead, financial and administrative contracted services, such as legal, accounting and developmental costs.

NET LOSS

Our net loss for the six months ended February 29, 2016 was $4,870 compared to $549 during the period from inception (October 26, 2014) through February 28, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, our total assets were $3,323 compared to $7,013 in total assets at August 31, 2015. Total assets as of February 29, 2016 was comprised of cash. As of February 29, 2016, our current liabilities were $1,805 comprising of accounts payable and advances payable to related party.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended February 29, 2016, net cash flows used in operating activities was $3,690 consisting of a net loss of $4,870 and increase in accounts payable of $1,180. Net cash flows provided by operating activities was $549 for the period from inception (October 26, 2014) through February 28, 2015 consisting entirely of a net loss.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended February 29, 2016, we had no financing activities. During the period from inception (October 26, 2014) through February 28, 2015, net cash provided from financing activities was $625 of advances from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of February 29, 2016, we had no material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  However, there is substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016 . Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six months ended February 29, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPELT GROUP CORP.
Dated: April 14, 2016	By: /s/ Elena Petrova
Elena Petrova President and Chief Executive Officer and Chief Financial Officer