Form 10-Q
period 2016-05-31
Spelt Group Corp.
filed 2016-06-29
CIK 1644149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20585

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,540,000 Common Shares as of June 28, 2016.

SPELT GROUP CORP.

BALANCE SHEETS

(Unaudited)

	May 31, 2016	August 31, 2015

ASSETS

CURRENT ASSETS
Cash	$ 23,076	$ 7,013
TOTAL ASSETS	$ 23,076	$ 7,013

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities:
Advances payable - related party	$ 625	$ 625
TOTAL LIABILITIES	625	625

Commitments and contingencies

STOCKHOLDER’S EQUITY
Common stock: $0.001 par value; authorized 75,000,000 shares;
9,540,000 and 7,000,000 shares issued and outstanding, respectively	9,540	7,000
Additional paid-in capital	22,860	-
Accumulated deficit	(9,949)	(612)
Total Stockholder’s Equity	22,451	6,388

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 23,076	$ 7,013

The accompanying notes are an integral part of these financial statements.

SPELT GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the Period From Inception (October 26, 2014) to
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Revenue	$ -	$ -	$ 7,800	$ -

Operating Expenses:
General and administrative expenses	4,467	36	17,137	585
Total Operating Expenses	4,467	36	17,137	585

Net loss	$ (4,467)	$ (36)	$ (9,337)	$ (585)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	8,852,391	-	7,619,709	-

The accompanying notes are an integral part of these financial statements.

SPELT GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended May 31, 2016	For the Period From Inception (October 26, 2014) to May 31, 2015
Cash Flows From Operating Activities:
Net loss	$ (9,337)	$ (585)
Net cash used in operating activities	(9,337)	(585)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	25,400	-
Advances from stockholder	-	625
Net cash provided by financing activities	25,400	625

Net increase in cash	16,063	40
Cash, beginning of period	7,013	-
Cash, end of period	$ 23,076	$ 40

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not raised sufficient funds to execute its business plans and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (October 26, 2014) to May 31, 2016 of $9,949. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and to seek third-party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2015, the Company’s sole officer and director loaned the Company $625 to pay for incorporation costs and operating expenses.  As of May 31, 2016, the amount outstanding was $625. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

As of May 31, 2016, the Company had net operating loss carry forwards of $9,949 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the full amount of the deferred tax asset relating to these tax loss carry-forwards pending a future determination of the realizability of the deferred tax asset.

NOTE 6 – CAPTIAL STOCK

During the quarter ended May 31, 2016, the Company issued 2,540,000 common shares at $0.01 per share for cash proceeds of $25,400.

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

As we plan to provide online graphic design services, we intend to provide our services around the world. We plan to start our sales primarily in Germany. The final product of the graphic design service is a multimedia file which can be downloaded to any secured cloud-based server or secured customer's FTP server. It makes the business convenient for worldwide operation through the Internet. We intend to use online and phone communications with our potential customers to deliver a graphic design service. We believe that our key marketing strategy is likely to be online marketing and direct sales. We intend to focus our marketing campaign on the Internet as an option to promote our services worldwide and intend to use an English-language website as our primary website. We plan to develop a multilingual website for our graphic design service proposals that are required to be in other languages.

Our principal office address is located at Landhausstrasse, 228, Stuttgart, Germany 70178.

Business Concept

The Company’s primary goal is to design logos, identities, posters, and to customize or redesign existing works to meet the expectations of the customers. As business expands into related markets, our customers may be able to apply for custom designs of their corporate stationery or a website as well. For our potential clients’ comfort, we plan to establish an online webstore with ready-to-use works, such as logos. In case of ordering a new work or demanding customization of existing ones, the customer will be provided with a form to complete, in order to clarify the details of work to be done (what colors or fonts are to be used, Company’s motto, etc.)

Thus, customers are likely to be provided with the following:

1) A webstore - to order ready-made logos, posters and other works;

2) A set of packages the customers may choose from - basic, extended, premium (each with its own features);

3) Market research of the industry and competitors.

Clients

Our services are aimed at medium-sized enterprises who would like to stand out among their competitors with their unique logo or brand identity, as well as at individuals who desire to obtain some sort of graphic work of their own.  On the account of appropriate registration, we will provide our services to our potential clients who, presumably, fall under the following descriptions:

1) Medium-sized or small businesses competing to stand out in a row of similar services;

2) Businesses that lack corporate or brand identity or businesses going through rebranding;

3) On-line services (shops, video and music streaming services, online gaming services etc.) that need web design or icons matching their services or identity;

4) Well-known companies that need a product logo or a product concept.

RESULTS OF OPERATION

We are a development stage company and have generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

FOR THE THREE MONTHS ENDED MAY 31, 2016 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2015

REVENUE

During the three months ended May 31, 2016 and 2015, the Company did not generate any revenue.

OPERATING EXPENSES

During the three months ended May 31, 2016, we incurred general and administrative expenses of $4,467 compared to $36 incurred during the three months ended May 31, 2015.  General and administrative expenses incurred during the three months ended May 31, 2016 were related to corporate overhead and financial and administrative contracted services such as legal, accounting and developmental costs.

NET LOSS

Our net loss for the three months ended May 31, 2016 was $4,467 compared to a net loss of $36 during the three months ended May 31, 2015 due to the factors discussed above.

FOR THE NINE MONTHS ENDED MAY 31, 2016 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 26, 2014) THROUGH MAY 31, 2015

REVENUE

During the nine months ended May 31, 2016, the Company generated $7,800 in revenue from graphic design services. During the period from inception (October 26, 2014) through May 31, 2015, the Company did not generate any revenue.

OPERATING EXPENSES

During the nine months ended May 31, 2016, we incurred general and administrative expenses of $17,137 compared to $585 during the period from inception (October 26, 2014) through May 31, 2015. General and administrative expenses incurred during the nine months ended May 31, 2016 were related to corporate overhead and financial and administrative contracted services such as legal, accounting and developmental costs.

NET LOSS

Our net loss for the nine months ended May 31, 2016 was $9,337 compared to $585 during the period from inception (October 26, 2014) through May 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, our total assets were $23,076 compared to $7,013 in total assets at August 31, 2015. Total assets as of May 31, 2016 and August 31, 2015 were comprised of cash. As of May 31, 2016 and August 31, 2015, our current liabilities of $625 were comprising of advances payable to a related party.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2016, net cash flows used in operating activities was $9,337, consisting of a net loss of $9,337. Net cash flows used in operating activities was $585 for the period from inception (October 26, 2014) through May 31, 2015, consisting of a net loss of $585.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended May 31, 2016, net cash provided from financing activities was $25,400 received from sale of common stock issued for cash. During the period from inception (October 26, 2014) through May 31, 2015, net cash provided from financing activities was $625 of advances from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities, and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2016, we had no material commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  The material weakness, which relates to internal control over financial reporting, that was identified is:

•

The Company’s President and Chief Executive Officer is the only employee.  Therefore, the Company does not have the ability to adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Changes in Internal Control Over Financial Reporting

Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended May 31, 2016, there were no unregistered sales of equity securities.

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

SPELT GROUP CORP.
Dated: June 28, 2016	By: /s/ Elena Petrova
Elena Petrova President and Chief Executive Officer and Chief Financial Officer