Form 10-K
period 2016-08-31
Spelt Group Corp.
filed 2016-12-28
CIK 1644149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-207562

SPELT GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1750703 IRS Employer Identification Number

Landhausstrasse, 228

Stuttgart, Germany 70178

Tel.  +442038082670

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of December 28, 2016, the registrant had 9,540,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 28, 2016.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean SPELT GROUP CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

As of December 21, 2016 the 9,540,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

Our net loss for the fiscal year ended August 31, 2016 was $13,024 compared to a net loss of $612 during the period from Inception (October 26, 2014) to August 31, 2015. During fiscal year ended August 31, 2016 we have generated $7,800 in revenue. For the period from Inception (October 26, 2014) to August 31, 2015, we have not generated any revenues.

During the fiscal year ended August 31, 2016, we incurred expenses of $20,824 compared to $612 incurred during the period from Inception (October 26, 2014) to August 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2016 our current assets were $20,389 compared to $7,013 in current assets at August 31, 2015. As of August 31, 2016, our current liabilities were $1,625 compared to $625 in current liabilities at August 31, 2015.

Stockholders’ equity increased from $6,388 as of August 31, 2015 to $18,764 as of August 31, 2016.

The weighted average number of shares outstanding was 8,046,027 for the year ended August 31, 2016 compared to 1,404,531 for the period from Inception (October 26, 2014) to August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2016, net cash flows used in operating activities was $13,024. Net cash flows used in operating activities was $612 for the period from inception (October 26, 2014) to August 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended August 31, 2016, net cash flows from financing activities was $26,400 received from proceeds from issuance of common stock and loans from a director. For the period from inception (October 26, 2014) to August 31, 2015, net cash flows from financing activities was $7,625 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2016 and August 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Spelt Group Corp.

We have audited the accompanying balance sheets of Spelt Group Corp. as of August 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended August 31, 2016. Spelt Group Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Spelt Group Corp. as of August 31, 2015, and for the period from October 26, 2014 (inception) to August 31, 2015, were audited by other auditors whose report dated October 21, 2015, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spelt Group Corp. as of August 31, 2016, and the results of its operations and its cash flows for the year then ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Spelt Group Corp.’s internal control over financial reporting as of August 31, 2016 included in the accompanying report and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Spelt Group Corp. will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Jimmy P. Lee, CPA PC

Astoria, NY

December 23, 2016

SPELT GROUP CORP.

BALANCE SHEETS

(Audited)

	August 31, 2016	August 31, 2015

ASSETS

CURRENT ASSETS
Cash	$ 20,389	$ 7,013
TOTAL ASSETS	$ 20,389	$ 7,013

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities:
Advances payable - related party	$ 1,625	$ 625
TOTAL LIABILITIES	1,625	625

Commitments and contingencies

STOCKHOLDER’S EQUITY
Common stock: $0.001 par value; authorized 75,000,000 shares;
9,540,000 and 7,000,000 shares issued and outstanding as of August 31, 2016, and August 31, 2015 respectively	9,540	7,000
Additional paid-in-capital	22,860	-
Accumulated deficit	(13,636)	(612)
Total Stockholder’s Equity	18,764	6,388

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 20,389	$ 7,013

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

STATEMENTS OF OPERATIONS

(Audited)

	FOR THE YEAR ENDED AUGUST 31, 2016	FOR THE PERIOD FROM INCEPTION (OCTOBER 26, 2014) TO AUGUST 31, 2015

Revenue	$ 7,800	$ -

Operating Expenses:
General and administrative expenses	20,824	612
Total Operating Expenses	20,824	612

Net loss	$ (13,024)	$ (612)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic and diluted	8,046,027	1,404,531

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (OCTOBER 26, 2014) TO AUGUST 31, 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at inception (October 26, 2014)	-	$ -	$ -	$ -	$ -

Common stock issued for cash	7,000,000	7,000	-		7,000

Net loss	-	-	-	(612)	(612)

Balances as of August 31, 2015	7,000,000	$ 7,000	$ -	$ (612)	$ 6,388
Common stock issued for cash	2,540,000	2,540	22,860		25,400
Net loss				(13,024)	(13,024)
Balances as of August 31, 2016	9,540,000	$ 9,540	$ 22,860	$ (13,636)	$ 18,764

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

STATEMENTS OF CASH FLOWS

(Audited)

	FOR THE YEAR ENDED AUGUST 31, 2016	FOR THE PERIOD FROM INCEPTION (OCTOBER 26, 2014) TO AUGUST 31, 2015
Cash Flows From Operating Activities:
Net loss	$ (13,024)	$ (612)
Cash used in operating activities	(13,024)	(612)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	25,400	7,000
Advances from stockholder	1,000	625
Net cash provided by financing activities	26,400	7,625

Net increase (decrease) in cash	13,376	7,013
Cash, beginning of period	7,013	-
Cash, end of period	$ 20,389	$ 7,013

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

SPELT GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions from August 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not raised sufficient funds to execute its business plans and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (October 26, 2014) to August 31, 2016 of $13,636. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2016, the Company’s sole officer and director loaned the Company $1,625 to pay for incorporation costs and operating expenses.  . The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

As of August 31, 2016, the Company had net operating loss carry forwards of $13,636 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 1, 2015, the Company issued 7,000,000 shares at $0.001 per share for total proceeds of $7,000 to its Director.

In March and April 2016, the Company issued 2,540,000 shares at $0.01 per share for total proceeds of $25,400.

As of August 31, 2016 the Company had 9,540,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Elena Petrova Landhausstrasse, 228, Stuttgart, Germany 70178	27	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Elena Petrova has acted as our President, Treasurer, Secretary and sole Director since we incorporated on October 26, 2014. Ms. Petrova owns 73.37% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Petrova was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Petrova graduated from Hochschule Pforzheim University, Faculty of Design in 2013. Since 2013, she has been working as the freelance graphic designer. We believe that Ms. Petrova’s specific experience, qualifications and skills will enable us to develop our business.

During the past ten years, Ms. Petrova has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Petrova was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Petrova’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on October 26, 2014 until August 31, 2015 and for the year ended August 31, 2016:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Elena Petrova, President, Secretary and Treasurer	October 26, 2014 to August 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2015 to August 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2016 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Elena Petrova Puces iela 47 dz.40, Riga, Latvia, LV-1082	7,000,000 shares of common stock (direct)	73.37%

The percent of class is based on 9,540,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2015, we issued a total of 7,000,000 shares of restricted common stock to Elena Petrova, our sole officer and director in consideration of $7,000. Further, Ms. Petrova has advanced funds to us to cover the Company’s operating expenses. As of August 31, 2016, Ms. Petrova has advanced to us $1,625. This balance is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2016, we incurred approximately $15,825 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2015 and for the reviews of our financial statements for the quarters ended November 30, 2015, February 29, 2016 and May 31, 2016.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPELT GROUP CORP.
Dated: December 28, 2016	By: /s/ Elena Petrova
Elena Petrova, President and Chief Executive Officer and Chief Financial Officer